Form 10-Q
period 2000-03-31
SOMERSET TRUST HOLDING CO
filed 2000-07-17
CIK 1108824

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________ to__________              Commission File Number: 333-32210
                                                                                           ---------

                         SOMERSET TRUST HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1856469
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                              151 West Main Street
                                  P. O. Box 777
                        Somerset, Pennsylvania 15501-0777
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (814) 443-3661
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes __________                     No       X
                                                        -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes __________                     No
                                                        -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, without par value                               3
-------------------------------             -----------------------------------
             Class                          Outstanding Shares at June 30, 2000

PART I. FINANCIAL INFORMATION

     Somerset Trust Holding Company (the "Registrant") was incorporated to serve as the stock holding company for Somerset Trust Company (the "Bank") in connection with the Bank's reorganization into a one-bank holding company structure. As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no significant assets or liabilities, has not engaged in any operations or transactions except pursuant to the reorganization, and currently has $3.00 of initial capitalization.

     Item 1. Financial Statements

             N/A

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             N/A

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

             N/A

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings
             None

     Item 2. Changes in Securities and Use of Proceeds
             None

    Item 3.  Defaults Upon Senior Securities
             None

    Item 4.  Submission of Matters to a Vote of Security Holders
             None

    Item 5.  Other information
             None

    Item 6.  Exhibits and Reports on Form 8-K

             a.       Exhibits

                      Exhibit 2.1 Plan of Reorganization by and among Registrant, Somerset Interim Bank and Somerset Trust Company, incorporated by reference to Annex A of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

                      Exhibit 2.2 Plan of Merger by and between Somerset Interim Bank and Somerset Trust Company, incorporated by reference to Annex A of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

                      Exhibit 3(i) Articles of Incorporation of Registrant, incorporated by reference to Annex B of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

                      Exhibit 3(ii) Bylaws of Registrant, incorporated by reference to Annex C of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-22210 on Form S-4, filed with the Commission on March 29, 2000.

                      Exhibit 27       Financial Data Schedule

             b. No reports on Form 8-K were filed for the quarter ending March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOMERSET TRUST HOLDING COMPANY
                                    (Registrant)


Date: July 17, 2000                 /s/ G. Henry Cook
                                    ---------------------------------------
                                    G. Henry Cook, President
                                    (Principal Executive Officer)


Date: July 17, 2000                 /s/ Richard W. Stern
                                    ---------------------------------------
                                    Richard W. Stern, Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

Exhibit 2.1 Plan of Reorganization by and among Registrant, Somerset Interim Bank and Somerset Trust Company, incorporated by reference to Annex A of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

Exhibit 2.2 Plan of Merger by and between Somerset Interim Bank and Somerset Trust Company, incorporated by reference to Annex A of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

Exhibit 3(i) Articles of Incorporation of Registrant, incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

Exhibit 3(ii) Bylaws of Registrant, incorporated by reference to Annex C of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 1 to its Registration Statement No. 333-32210 on Form S-4, filed with the Commission on March 29, 2000.

Exhibit 27        Financial Data Schedule

                             SHUMAKER WILLIAMS, P.C.
                                   P.O. Box 88
                              Harrisburg, PA 17108
                              Phone: (717) 763-1121
                               Fax: (717) 763-7419


                                  July 17, 2000

SECURITIES AND EXCHANGE COMMISSION
ATTN: Filing Desk
450 Fifth Street, N.W.
Washington, D.C.  20549                                                via EDGAR

            RE:   SOMERSET TRUST HOLDING COMPANY
                  Commission File No. 333-32210
                  Our File No. 99-933

Dear Sir or Madam:

     On behalf of Somerset Trust Holding Company and pursuant to the Securities Exchange Act of 1934, as amended, and the General Rules and Regulations of the Securities and Exchange Commission, we hereby file, via EDGAR, the Registrant's Quarterly Report on Form 10-Q, dated July 17, 2000, for the quarter ended March 31, 2000. Please note that the Commission File No. 333-32210 was assigned to Somerset Trust Holding Company in relation to its filing a Registration Statement on Form S-4 on March 10, 2000, as amended on March 29, 2000, in connection with the reorganization of Somerset Trust Company, a Pennsylvania-chartered bank and trust company, into a holding company structure. Somerset Trust Holding Company is the proposed holding company for Somerset Trust Company.

     If you have any questions or comments concerning this filing, please contact the undersigned.

                               Sincerely,

                          By:  /s/ Cheryl A. Zeman
                               -------------------
                               Cheryl A. Zeman

Enclosure

cc: G. Henry Cook, President
      Somerset Trust Holding Company